Form 10-Q
period 2013-06-30
Corporate Office Properties, L.P.; CORPORATE OFFICE PROPERTIES TRUST
filed 2013-08-01
CIK 1577966, 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023 (Corporate Office Properties Trust)
Commission file number 333-189188 (Corporate Office Properties, L.P.)
Corporate Office Properties Trust
Corporate Office Properties, L.P.
(Exact name of registrant as specified in its charter)

Corporate Office Properties Trust	Maryland	23-2947217
	(State or other jurisdiction of	(IRS Employer
	incorporation or organization)	Identification No.)

Corporate Office Properties, L.P.	Delaware	23-2930022
	(State or other jurisdiction of	(IRS Employer
	incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Corporate Office Properties Trust ☒ Yes   ☐ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Corporate Office Properties Trust ☒ Yes   ☐ No
Corporate Office Properties, L.P. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Corporate Office Properties Trust

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Corporate Office Properties, L.P.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. Trust ☐ Yes   ☒ No

As of July 22, 2013, 87,357,273 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2013 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of June 30, 2013 COPT owned 96% of the outstanding common units and 96% of the outstanding preferred units in COPLP. The remaining common and preferred units are owned by certain trustees of COPT and certain non-affiliated investors. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

There are a few differences between the Company and the Operating Partnership which are reflected in the disclosure in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. COPT is a real estate investment trust, whose only material asset is its ownership of partnership interests of COPLP. As a result, COPT does not conduct business itself, other than acting as the sole general partner of COPLP, issuing public equity from time to time and guaranteeing certain debt of COPLP. COPT itself is not directly obligated under any indebtedness but guarantees some of the debt of COPLP. COPLP owns substantially all of the assets of COPT either directly or through its subsidiaries, conducts almost all of the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by COPT, which are contributed to COPLP in exchange for partnership units, COPLP generates the capital required by COPT’s business through COPLP’s operations, by COPLP’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

Noncontrolling interests and shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of COPT and those of COPLP. The common limited partnership interests in COPLP not owned by COPT are accounted for as partners’ capital in COPLP’s consolidated financial statements and as noncontrolling interests in COPT’s consolidated financial statements. COPLP’s consolidated financial statements also reflect COPT’s noncontrolling interests in certain real estate partnerships, limited liability companies (“LLCs”), business trusts and corporations; the differences between shareholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued at the COPT and COPLP levels and in COPT’s noncontrolling interests in these real estate partnerships, LLCs, business trusts and corporations. The only other significant differences between the consolidated financial statements of COPT and those of COPLP are assets in connection with a non-qualified elective deferred compensation plan

(comprised primarily of mutual funds and equity securities) and the corresponding liability to the plan’s participants that are held directly by COPT.

We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

•	combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries; and

•	Note 15, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries.

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership.”

This report also includes separate sections under Part I, Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of COPT and COPLP to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that COPT and COPLP are compliant with Rule 13a-15 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Properties, net:
Operating properties, net	$2,703,009	$2,597,666
Projects in development or held for future development	508,295	565,378
Total properties, net	3,211,304	3,163,044
Assets held for sale, net	136,896	140,229
Cash and cash equivalents	9,196	10,594
Restricted cash and marketable securities	19,472	21,557
Accounts receivable (net of allowance for doubtful accounts of $5,216 and $4,694, respectively)	23,751	19,247
Deferred rent receivable	89,811	85,802
Intangible assets on real estate acquisitions, net	68,046	75,879
Deferred leasing and financing costs, net	57,488	59,952
Prepaid expenses and other assets	83,671	77,455
Total assets	$3,699,635	$3,653,759
Liabilities and equity
Liabilities:
Debt, net	$2,093,106	$2,019,168
Accounts payable and accrued expenses	84,181	97,922
Rents received in advance and security deposits	24,095	27,632
Dividends and distributions payable	28,602	28,698
Deferred revenue associated with operating leases	9,649	11,995
Distributions received in excess of investment in unconsolidated real estate joint venture	6,420	6,420
Interest rate derivatives	3,555	6,185
Other liabilities	8,169	8,942
Total liabilities	2,257,777	2,206,962
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	15,571	10,298
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized; shares issued and outstanding of 9,431,667 at June 30, 2013 and 12,821,667 at December 31, 2012)	249,083	333,833
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 85,845,403 at June 30, 2013 and 80,952,986 at December 31, 2012)	858	809
Additional paid-in capital	1,772,470	1,653,672
Cumulative distributions in excess of net income	(668,892)	(617,455)
Accumulated other comprehensive income (loss)	3,631	(5,435)
Total Corporate Office Properties Trust’s shareholders’ equity	1,357,150	1,365,424
Noncontrolling interests in subsidiaries:
Common units in COPLP	49,112	52,122
Preferred units in COPLP	8,800	8,800
Other consolidated entities	11,225	10,153
Noncontrolling interests in subsidiaries	69,137	71,075
Total equity	1,426,287	1,436,499
Total liabilities, redeemable noncontrolling interest and equity	$3,699,635	$3,653,759
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$97,266	$89,954	$192,186	$179,347
Tenant recoveries and other real estate operations revenue	22,463	20,715	43,901	41,522
Construction contract and other service revenues	20,795	16,995	35,057	38,529
Total revenues	140,524	127,664	271,144	259,398
Expenses
Property operating expenses	43,408	39,441	85,927	80,628
Depreciation and amortization associated with real estate operations	28,866	28,295	57,029	56,029
Construction contract and other service expenses	19,382	16,285	32,859	36,892
Impairment recoveries	—	—	—	(4,836)
General, administrative and leasing expenses	6,583	8,851	14,403	18,420
Business development expenses and land carry costs	1,327	1,298	2,686	2,874
Total operating expenses	99,566	94,170	192,904	190,007
Operating income	40,958	33,494	78,240	69,391
Interest expense	(23,302)	(24,239)	(45,609)	(48,670)
Interest and other income	2,006	840	2,952	2,057
Loss on early extinguishment of debt	(21,470)	(169)	(26,654)	(169)
(Loss) income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	(1,808)	9,926	8,929	22,609
Equity in income (loss) of unconsolidated entities	126	(187)	167	(276)
Income tax expense	(21)	(17)	(37)	(221)
(Loss) income from continuing operations	(1,703)	9,722	9,059	22,112
Discontinued operations	(3,031)	2,118	(870)	(37)
(Loss) income before gain on sales of real estate	(4,734)	11,840	8,189	22,075
Gain on sales of real estate	329	21	2,683	21
Net (loss) income	(4,405)	11,861	10,872	22,096
Net loss (income) attributable to noncontrolling interests:
Common units in COPLP	671	(422)	242	(795)
Preferred units in COPLP	(165)	(165)	(330)	(330)
Other consolidated entities	(1,466)	31	(1,129)	629
Net (loss) income attributable to Corporate Office Properties Trust	(5,365)	11,305	9,655	21,600
Preferred share dividends	(4,885)	(4,167)	(10,991)	(8,192)
Issuance costs associated with redeemed preferred shares	(2,904)	—	(2,904)	—
Net (loss) income attributable to Corporate Office Properties Trust common shareholders	$(13,154)	$7,138	$(4,240)	$13,408
Net (loss) income attributable to Corporate Office Properties Trust:
(Loss) income from continuing operations	$(2,398)	$9,284	$10,593	$21,594
Discontinued operations, net	(2,967)	2,021	(938)	6
Net (loss) income attributable to Corporate Office Properties Trust	$(5,365)	$11,305	$9,655	$21,600
Basic earnings per common share (1)
(Loss) income from continuing operations	$(0.12)	$0.07	$(0.04)	$0.18
Discontinued operations	(0.04)	0.03	(0.01)	—
Net (loss) income attributable to COPT common shareholders	$(0.16)	$0.10	$(0.05)	$0.18
Diluted earnings per common share (1)
(Loss) income from continuing operations	$(0.12)	$0.07	$(0.04)	$0.18
Discontinued operations	(0.04)	0.03	(0.01)	—
Net (loss) income attributable to COPT common shareholders	$(0.16)	$0.10	$(0.05)	$0.18
Dividends declared per common share	$0.2750	$0.2750	$0.550	$0.550
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(4,405)	$11,861	$10,872	$22,096
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	7,830	(2,639)	8,292	(4,626)
Losses on interest rate derivatives included in net income	674	928	1,332	2,402
Other comprehensive income (loss)	8,504	(1,711)	9,624	(2,224)
Comprehensive income	4,099	10,150	20,496	19,872
Comprehensive income attributable to noncontrolling interests	(1,422)	(359)	(1,774)	(254)
Comprehensive income attributable to Corporate Office Properties Trust	$2,677	$9,791	$18,722	$19,618

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2011 (72,011,324 common shares outstanding)	$216,333	$720	$1,451,078	$(534,041)	$(1,733)	$73,542	$1,205,899
Conversion of common units to common shares (54,550 shares)	—	—	696	—	—	(696)	—
Preferred shares issued to the public (6,900,000 shares)	172,500	—	(6,835)	—	—	—	165,665
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Exercise of share options (12,667 shares)	—	—	189	—	—	—	189
Share-based compensation	—	1	7,180	—	—	—	7,181
Restricted common share redemptions (133,081 shares)	—	—	(3,219)	—	—	—	(3,219)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	524	—	—	(524)	—
Comprehensive income	—	—	—	21,600	(1,984)	1,413	21,029
Dividends	—	—	—	(47,821)	—	—	(47,821)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,672)	(2,672)
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(648)	(648)
Adjustment to arrive at fair value of noncontrolling interest	—	—	(1,827)	—	—	—	(1,827)
Balance at June 30, 2012 (72,084,932 common shares outstanding)	$388,833	$721	$1,447,781	$(560,262)	$(3,717)	$70,415	$1,343,771

Balance at December 31, 2012 (80,952,986 common shares outstanding)	$333,833	$809	$1,653,672	$(617,455)	$(5,435)	$71,075	$1,436,499
Conversion of common units to common shares (279,019 shares)	—	3	3,575	—	—	(3,578)	—
Common shares issued to the public (4,485,000 shares)	—	45	117,868	—	—	—	117,913
Redemption of preferred shares (3,390,000 shares)	(84,750)	—	2,904	(2,904)	—	—	(84,750)
Exercise of share options (32,756 shares)	—	—	636	—	—	—	636
Share-based compensation	—	1	3,847	—	—	—	3,848
Restricted common share redemptions (68,762 shares)	—	—	(1,784)	—	—	—	(1,784)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,495)	—	—	2,495	—
Comprehensive income	—	—	—	9,655	9,066	1,490	20,211
Dividends	—	—	—	(58,188)	—	—	(58,188)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,422)	(2,422)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	85	85
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of noncontrolling interest	—	—	(5,631)	—	—	—	(5,631)
Increase in tax benefit from share-based compensation	—	—	(122)	—	—	—	(122)
Balance at June 30, 2013 (85,845,403 common shares outstanding)	$249,083	$858	$1,772,470	$(668,892)	$3,631	$69,137	$1,426,287
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Revenues from real estate operations received	$233,068	$248,742
Construction contract and other service revenues received	28,898	46,933
Property operating expenses paid	(75,566)	(76,328)
Construction contract and other service expenses paid	(33,404)	(37,296)
General, administrative, leasing, business development and land carry costs paid	(14,988)	(13,076)
Interest expense paid	(41,825)	(45,435)
Previously accreted interest expense paid	(11,116)	—
Settlement of interest rate derivatives	—	(29,738)
Proceeds from sale of trading marketable securities	—	18,975
Exit costs on property dispositions	—	(1,248)
Payments in connection with early extinguishment of debt	(23,932)	(156)
Interest and other income received	390	529
Income taxes paid	6	(8)
Net cash provided by operating activities	61,531	111,894
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(99,779)	(71,504)
Tenant improvements on operating properties	(10,496)	(13,797)
Other capital improvements on operating properties	(11,738)	(5,514)
Proceeds from dispositions of properties	12,344	130,814
Mortgage and other loan receivables funded or acquired	(2,756)	(8,933)
Leasing costs paid	(6,048)	(5,489)
Other	3,144	(991)
Net cash (used in) provided by investing activities	(115,329)	24,586
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	374,000	101,000
Other debt proceeds	427,313	273,909
Repayments of debt
Revolving Credit Facility	(226,000)	(568,000)
Scheduled principal amortization	(5,003)	(6,303)
Other debt repayments	(486,803)	(37,035)
Deferred financing costs paid	(2,099)	(2,111)
Net proceeds from issuance of preferred shares	—	165,902
Net proceeds from issuance of common shares	118,768	185
Redemption of preferred shares	(84,750)	—
Common share dividends paid	(45,852)	(49,507)
Preferred share dividends paid	(12,355)	(8,051)
Distributions paid to noncontrolling interests in COPLP	(2,503)	(3,269)
Restricted share redemptions	(1,784)	(3,219)
Other	(532)	(838)
Net cash provided by (used in) financing activities	52,400	(137,337)
Net decrease in cash and cash equivalents	(1,398)	(857)
Cash and cash equivalents
Beginning of period	10,594	5,559
End of period	$9,196	$4,702
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Reconciliation of net income to net cash provided by operating activities:
Net income	$10,872	$22,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	58,244	64,000
Impairment losses	9,052	7,693
Settlement of previously accreted interest expense	(11,116)	—
Amortization of deferred financing costs	2,971	3,169
Increase in deferred rent receivable	(6,598)	(4,937)
Amortization of net debt discounts	1,328	1,565
Gain on sales of real estate	(2,683)	(4,056)
Share-based compensation	3,296	6,559
Loss on early extinguishment of debt	2,722	—
Other	(3,634)	(917)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,222)	15,031
(Increase) decrease in restricted cash and marketable securities	(969)	14,082
Decrease in prepaid expenses and other assets	5,884	18,232
Decrease in accounts payable, accrued expenses and other liabilities	(1,079)	(196)
Decrease in rents received in advance and security deposits	(3,537)	(2,424)
Decrease in interest rate derivatives in connection with cash settlement	—	(28,003)
Net cash provided by operating activities	$61,531	$111,894
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(12,750)	$(12,081)
Increase (decrease) in fair value of derivatives applied to accumulated comprehensive income (loss) and noncontrolling interests	$9,592	$(2,255)
Dividends/distribution payable	$28,602	$24,695
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$3,578	$696
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$2,495	$524
Increase in redeemable noncontrolling interest and decrease in shareholders’ equity in connection with adjustment to arrive at fair value of noncontrolling interest	$5,631	$1,827

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Properties, net:
Operating properties, net	$2,703,009	$2,597,666
Projects in development or held for future development	508,295	565,378
Total properties, net	3,211,304	3,163,044
Assets held for sale, net	136,896	140,229
Cash and cash equivalents	9,196	10,594
Restricted cash and marketable securities	12,396	14,781
Accounts receivable (net of allowance for doubtful accounts of $5,216 and $4,694, respectively)	23,751	19,247
Deferred rent receivable	89,811	85,802
Intangible assets on real estate acquisitions, net	68,046	75,879
Deferred leasing and financing costs, net	57,488	59,952
Prepaid expenses and other assets	83,671	77,455
Total assets	$3,692,559	$3,646,983
Liabilities and equity
Liabilities:
Debt, net	$2,093,106	$2,019,168
Accounts payable and accrued expenses	84,181	97,922
Rents received in advance and security deposits	24,095	27,632
Distributions payable	28,602	28,698
Deferred revenue associated with operating leases	9,649	11,995
Distributions received in excess of investment in unconsolidated real estate joint venture	6,420	6,420
Interest rate derivatives	3,555	6,185
Other liabilities	1,093	2,166
Total liabilities	2,250,701	2,200,186
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	15,571	10,298
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, 9,431,667 preferred units outstanding at June 30, 2013 and 12,821,667 preferred units outstanding at December 31, 2012	249,083	333,833
Limited partner, 352,000 preferred units outstanding at June 30, 2013 and December 31, 2012	8,800	8,800
Common units, 85,845,403 and 80,952,986 held by the general partner and 3,788,523 and 4,067,542 held by limited partners at June 30, 2013 and December 31, 2012, respectively	1,153,376	1,089,391
Accumulated other comprehensive income (loss)	3,763	(5,708)
Total Corporate Office Properties, L.P.’s equity	1,415,022	1,426,316
Noncontrolling interests in subsidiaries	11,265	10,183
Total equity	1,426,287	1,436,499
Total liabilities, redeemable noncontrolling interest and equity	$3,692,559	$3,646,983
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$97,266	$89,954	$192,186	$179,347
Tenant recoveries and other real estate operations revenue	22,463	20,715	43,901	41,522
Construction contract and other service revenues	20,795	16,995	35,057	38,529
Total revenues	140,524	127,664	271,144	259,398
Expenses
Property operating expenses	43,408	39,441	85,927	80,628
Depreciation and amortization associated with real estate operations	28,866	28,295	57,029	56,029
Construction contract and other service expenses	19,382	16,285	32,859	36,892
Impairment recoveries	—	—	—	(4,836)
General, administrative and leasing expenses	6,583	8,851	14,403	18,420
Business development expenses and land carry costs	1,327	1,298	2,686	2,874
Total operating expenses	99,566	94,170	192,904	190,007
Operating income	40,958	33,494	78,240	69,391
Interest expense	(23,302)	(24,239)	(45,609)	(48,670)
Interest and other income	2,006	840	2,952	2,057
Loss on early extinguishment of debt	(21,470)	(169)	(26,654)	(169)
(Loss) income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	(1,808)	9,926	8,929	22,609
Equity in income (loss) of unconsolidated entities	126	(187)	167	(276)
Income tax expense	(21)	(17)	(37)	(221)
(Loss) income from continuing operations	(1,703)	9,722	9,059	22,112
Discontinued operations	(3,031)	2,118	(870)	(37)
(Loss) income before gain on sales of real estate	(4,734)	11,840	8,189	22,075
Gain on sales of real estate	329	21	2,683	21
Net (loss) income	(4,405)	11,861	10,872	22,096
Net (income) loss attributable to noncontrolling interests in consolidated entities	(1,473)	1	(1,137)	571
Net (loss) income attributable to COPLP	(5,878)	11,862	9,735	22,667
Preferred unit distributions	(5,050)	(4,332)	(11,321)	(8,522)
Issuance costs associated with redeemed preferred units	(2,904)	—	(2,904)	—
Net (loss) income attributable to COPLP common unitholders	$(13,832)	$7,530	$(4,490)	$14,145
Net (loss) income attributable to COPLP:
(Loss) income from continuing operations	$(2,782)	$9,753	$10,703	$22,719
Discontinued operations, net	(3,096)	2,109	(968)	(52)
Net (loss) income attributable to COPLP	$(5,878)	$11,862	$9,735	$22,667
Basic earnings per common unit (1)
(Loss) income from continuing operations	$(0.12)	$0.07	$(0.04)	$0.18
Discontinued operations	(0.04)	0.03	(0.01)	—
Net (loss) income attributable to COPLP common unitholders	$(0.16)	$0.10	$(0.05)	$0.18
Diluted earnings per common unit (1)
(Loss) income from continuing operations	$(0.12)	$0.07	$(0.04)	$0.18
Discontinued operations	(0.04)	0.03	(0.01)	—
Net (loss) income attributable to COPLP common unitholders	$(0.16)	$0.10	$(0.05)	$0.18
Distributions declared per common unit	$0.2750	$0.2750	$0.550	$0.550
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(4,405)	$11,861	$10,872	$22,096
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	7,830	(2,639)	8,292	(4,626)
Losses on interest rate derivatives included in net income	674	928	1,332	2,402
Other comprehensive income (loss)	8,504	(1,711)	9,624	(2,224)
Comprehensive income	4,099	10,150	20,496	19,872
Comprehensive (income) loss attributable to noncontrolling interests	(1,579)	108	(1,289)	696
Comprehensive income attributable to Corporate Office Properties, L.P.	$2,520	$10,258	$19,207	$20,568

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2011	352,000	$8,800	8,121,667	$216,333	76,313,112	$972,107	$(1,837)	$10,496	$1,205,899
Issuance of preferred units resulting from public issuance of preferred shares	—	—	6,900,000	172,500	—	(6,835)	—	—	165,665
Costs of common units resulting from public issuance of common shares	—	—	—	—	—	(5)	—	—	(5)
Issuance of common units resulting from exercise of share options	—	—	—	—	12,667	189	—	—	189
Share-based compensation	—	—	—	—	139,472	7,181	—	—	7,181
Restricted common unit redemptions	—	—	—	—	(133,081)	(3,219)	—	—	(3,219)
Comprehensive income	—	330	—	8,192	—	14,145	(2,099)	461	21,029
Distributions to owners of common and preferred units	—	(330)	—	(8,192)	—	(41,971)	—	—	(50,493)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(648)	(648)
Adjustment to arrive at fair value of noncontrolling interest	—	—	—	—	—	(1,827)	—	—	(1,827)
Balance at June 30, 2012	352,000	$8,800	15,021,667	$388,833	76,332,170	$939,765	$(3,936)	$10,309	$1,343,771

Balance at December 31, 2012	352,000	$8,800	12,821,667	$333,833	85,020,528	$1,089,391	$(5,708)	$10,183	$1,436,499
Issuance of common units resulting from public issuance of common shares	—	—	—	—	4,485,000	117,913	—	—	117,913
Issuance of common units resulting from exercise of share options	—	—	—	—	32,756	636	—	—	636
Redemption of preferred units resulting from redemption of preferred shares	—	—	(3,390,000)	(84,750)	—	—	—	—	(84,750)
Share-based compensation	—	—	—	—	164,404	3,848	—	—	3,848
Restricted common unit redemptions	—	—	—	—	(68,762)	(1,784)	—	—	(1,784)
Comprehensive income	—	330	—	10,991	—	(1,586)	9,471	1,005	20,211
Distributions to owners of common and preferred units	—	(330)	—	(10,991)	—	(49,289)	—	—	(60,610)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	85	85
Adjustment to arrive at fair value of noncontrolling interest	—	—	—	—	—	(5,631)	—	—	(5,631)
Increase in tax benefit from share-based compensation	—	—	—	—	—	(122)	—	—	(122)
Balance at June 30, 2013	352,000	$8,800	9,431,667	$249,083	89,633,926	$1,153,376	$3,763	$11,265	$1,426,287

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Revenues from real estate operations received	$233,068	$248,742
Construction contract and other service revenues received	28,898	46,933
Property operating expenses paid	(75,566)	(76,328)
Construction contract and other service expenses paid	(33,404)	(37,296)
General, administrative, leasing, business development and land carry costs paid	(14,988)	(13,076)
Interest expense paid	(41,825)	(45,435)
Previously accreted interest expense paid	(11,116)	—
Settlement of interest rate derivatives	—	(29,738)
Proceeds from sale of trading marketable securities	—	18,975
Exit costs on property dispositions	—	(1,248)
Payments in connection with early extinguishment of debt	(23,932)	(156)
Interest and other income received	390	529
Income taxes paid	6	(8)
Net cash provided by operating activities	61,531	111,894
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(99,779)	(71,504)
Tenant improvements on operating properties	(10,496)	(13,797)
Other capital improvements on operating properties	(11,738)	(5,514)
Proceeds from dispositions of properties	12,344	130,814
Mortgage and other loan receivables funded or acquired	(2,756)	(8,933)
Leasing costs paid	(6,048)	(5,489)
Other	3,144	(991)
Net cash (used in) provided by investing activities	(115,329)	24,586
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	374,000	101,000
Other debt proceeds	427,313	273,909
Repayments of debt
Revolving Credit Facility	(226,000)	(568,000)
Scheduled principal amortization	(5,003)	(6,303)
Other debt repayments	(486,803)	(37,035)
Deferred financing costs paid	(2,099)	(2,111)
Net proceeds from issuance of preferred units	—	165,902
Net proceeds from issuance of common units	118,768	185
Redemption of preferred units	(84,750)	—
Common unit distributions paid	(48,025)	(52,446)
Preferred unit distributions paid	(12,685)	(8,381)
Restricted unit redemptions	(1,784)	(3,219)
Other	(532)	(838)
Net cash provided by (used in) financing activities	52,400	(137,337)
Net decrease in cash and cash equivalents	(1,398)	(857)
Cash and cash equivalents
Beginning of period	10,594	5,559
End of period	$9,196	$4,702
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Reconciliation of net income to net cash provided by operating activities:
Net income	$10,872	$22,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	58,244	64,000
Impairment losses	9,052	7,693
Settlement of previously accreted interest expense	(11,116)	—
Amortization of deferred financing costs	2,971	3,169
Increase in deferred rent receivable	(6,598)	(4,937)
Amortization of net debt discounts	1,328	1,565
Gain on sales of real estate	(2,683)	(4,056)
Share-based compensation	3,296	6,559
Loss on early extinguishment of debt	2,722	—
Other	(3,634)	(917)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,222)	15,031
(Increase) decrease in restricted cash and marketable securities	(670)	13,116
Decrease in prepaid expenses and other assets	5,884	18,232
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,378)	770
Decrease in rents received in advance and security deposits	(3,537)	(2,424)
Decrease in interest rate derivatives in connection with cash settlement	—	(28,003)
Net cash provided by operating activities	$61,531	$111,894
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(12,750)	$(12,081)
Increase (decrease) in fair value of derivatives applied to accumulated comprehensive income (loss) and noncontrolling interests	$9,592	$(2,255)
Distributions payable	$28,602	$24,695
Increase in redeemable noncontrolling interest and decrease in equity in connection with adjustment to arrive at fair value of noncontrolling interest	$5,631	$1,827

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner in COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of June 30, 2013, our investments in real estate included the following:

•	210 operating office properties totaling 19.0 million square feet;

•
12 office properties under construction or redevelopment, or for which we were contractually committed to construct, that we estimate will total approximately 1.7 million square feet upon completion, including two partially operational properties included above;

•	land held or under pre-construction totaling 1,687 acres (including 561 acres controlled but not owned) that we believe are potentially developable into approximately 19.5 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

COPLP owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, COPLP also owns subsidiaries that provide real estate services such as property management and construction and development services primarily for our properties but also for third parties.

Interests in COPLP are in the form of common and preferred units. As of June 30, 2013, COPT owned 95.8% of the outstanding COPLP common units (“common units”) and 96.4% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Three of COPT’s trustees controlled, either directly or through ownership by other entities or family members, 3.5% of COPLP’s common units as of June 30, 2013. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation are substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

Because COPLP is managed by COPT, and COPT conducts substantially all of its operations through COPLP, we refer to COPT’s executive officers as COPLP’s executive officers, and although, as a partnership, COPLP does not have a board of trustees, we refer to COPT’s Board of Trustees as COPLP’s Board of Trustees.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The COPT consolidated financial statements include the accounts of COPT, the Operating Partnership, their subsidiaries and other entities in which COPT has a majority voting interest and control.  The COPLP consolidated financial statements include the accounts of COPLP, its subsidiaries and other entities in which COPLP has a majority voting interest and control.  We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if they are deemed to be the primary beneficiary of such entities.  We eliminate all significant intercompany balances and transactions in consolidation.

 We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity’s operations but cannot control the entity’s operations. We discontinue equity method accounting if our investment in an entity (and net advances) is reduced to zero unless we have guaranteed obligations of the entity or are otherwise committed to provide further financial support for the entity.

We use the cost method of accounting when we own an interest in an entity and cannot exert significant influence over its operations.

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2012 for COPT (included in COPT’s 2012 Annual Report on Form 10-K) and COPLP (included in our Current Report on Form 8-K dated July 25, 2013).  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature except for the revisions and reclassifications noted below.  The consolidated financial statements have been prepared using the accounting policies described in COPT’s 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.

Revisions

As reported in COPT’s 2012 Annual Report on Form 10-K, the following errors were identified in 2012:

•
the misapplication of accounting guidance related to the recognition of a deferred tax asset resulting from an impairment of assets in the fourth quarter of 2011 that failed to consider a partial reversal of that asset that would result from a cancellation of related inter-company debt in the first quarter of 2012.  The effect of this error was an overstatement of our income tax benefit and an understatement of our net loss for the year ended December 31, 2011 of $4.0 million.  Based on an evaluation against our projected annual net income at that time, this error was previously reported for COPT as an out-of-period adjustment in the three months ended March 31, 2012;

•
an over-accrual of incentive compensation cost, the effect of which was an overstatement of general and administrative expenses and an overstatement of net loss for the calendar quarter and year ended December 31, 2011 of $711,000. Based on an evaluation against our projected annual net income at that time, this error was previously reported for COPT as an out-of-period adjustment in the three months ended March 31, 2012;

•
the misapplication of accounting guidance requiring that we recognize loss allocations to a noncontrolling interest holder in a consolidated real estate joint venture associated with decreases in such holder’s claim on the book value of the joint venture’s assets, despite the fact that the real estate held by the joint venture was under development and the joint venture had no underlying losses. The effect of this error was an understatement for COPT of losses attributable to noncontrolling interests in other consolidated entities of $1.8 million for the nine months ended September 30, 2012 and $1.4 million for the year ended December 31, 2011; and

•
the misapplication of accounting guidance pertaining to our reporting for a noncontrolling interest in a consolidated real estate joint venture formed in March 2010 for which the holder of such interest has the right to require us to acquire the interest at fair value. Accounting guidance requires that this noncontrolling interest be classified outside of permanent equity and reported at fair value as of the end of each reporting period, with changes in such fair value reported as equity transactions with no impact to net income or comprehensive income. This error resulted in an overstatement of equity and offsetting understatement of the line entitled “redeemable noncontrolling interest” in the mezzanine section of COPT’s consolidated balance sheet of $8.9 million as of December 31, 2011. This error had no effect on COPT’s consolidated statements of operations, including reported net income (losses) or earnings per share.

With respect to the errors in the first two bullets above, we assessed the materiality of these errors on COPT’s consolidated financial statements in connection with previously filed periodic reports, in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, “Materiality”), and concluded at such time that the errors were not material to any prior annual or interim periods. In assessing the cumulative effect of all such errors, we have considered ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”), and accordingly, the financial statements as of, and for the year ended, December 31, 2011 were revised in COPT’s 2012 Annual Report on Form 10-K. We revised COPT amounts pertaining to the first quarter of 2012 in COPT’s Form 10-Q filed on April 30, 2013 and amounts pertaining to the second quarter and first six months of 2012 herein. We will revise COPT amounts pertaining to the third quarter and first nine months of 2012 in a future quarterly filing on Form 10-Q.

The following are selected line items from COPT’s consolidated financial statements as of, and for the three and six months ended, June 30, 2012 illustrating the effect of adjustments pertaining to reclassifications and revisions (in thousands):

	Consolidated Balance Sheet as of June 30, 2012
	Per June 30, 2012 10-Q	As Revised	Change	Revisions
Redeemable noncontrolling interest	$—	$9,578	$9,578	$9,578
Additional paid-in capital	$1,450,923	$1,447,781	$(3,142)	$(3,142)
Cumulative distributions in excess of net income	$(562,678)	$(560,262)	$2,416	$2,416
Noncontrolling interests in common units in COPLP	$52,152	$52,300	$148	$148
Noncontrolling interests in other consolidated entities	$18,315	$9,315	$(9,000)	$(9,000)
Total equity	$1,353,349	$1,343,771	$(9,578)	$(9,578)
Total liabilities, redeemable noncontrolling interest and equity	$3,715,075	$3,715,075	$—	$—

	Consolidated Statements of Operations for the
	Three Months Ended June 30, 2012
	Per June 30, 2012 10-Q	Per June 30, 2013 10-Q	Change	Discontinued Operations	Other Reclassifications	Revisions
Total revenues	$133,386	$127,664	$(5,722)	$(5,722)	$—	$—
Expenses
Property operating expenses	$42,384	$39,441	$(2,943)	$(1,833)	$(1,110)	$—
Depreciation and amortization associated with real estate operations	29,853	28,295	(1,558)	(1,558)	—	—
Construction contract and other service expenses	16,285	16,285	—	—	—	—
General, administrative and leasing expenses	7,742	8,851	1,109	(1)	1,110	—
Business development expenses and land carry costs	1,298	1,298	—	—	—	—
Total operating expenses	$97,562	$94,170	$(3,392)	$(3,392)	$—	$—
Operating income	$35,824	$33,494	$(2,330)	$(2,330)	$—	$—
Interest expense	$(24,747)	$(24,239)	$508	$508	$—	$—
Income tax expense	$(17)	$(17)	$—	$—	$—	$—
Income from continuing operations	$11,544	$9,722	$(1,822)	$(1,822)	$—	$—
Discontinued operations	$296	$2,118	$1,822	$1,822	$—	$—
Net income	$11,861	$11,861	$—	$—	$—	$—
Net income attributable to noncontrolling interests in common units in COPLP	$(390)	$(422)	$(32)	$—	$—	$(32)
Net income attributable to noncontrolling interests in other consolidated entities	$(552)	$31	$583	$—	$—	$583
Net income attributable to Corporate Office Properties Trust	$10,754	$11,305	$551	$—	$—	$551
Basic and diluted earnings per common share:
Income from continuing operations	$0.09	$0.07	$(0.02)	$(0.03)	$—	$0.01
Discontinued operations	—	0.03	0.03	0.03	—	—
Net income attributable to COPT common shareholders	$0.09	$0.10	$0.01	$—	$—	$0.01

	Consolidated Statements of Operations for the
	Six Months Ended June 30, 2012
	Per June 30, 2012 10-Q	Per June 30, 2013 10-Q	Change	Discontinued Operations	Other Reclassifications	Revisions
Total revenues	$270,996	$259,398	$(11,598)	$(11,598)	$—	$—
Expenses
Property operating expenses	$87,301	$80,628	$(6,673)	$(3,722)	$(2,951)	$—
Depreciation and amortization associated with real estate operations	59,172	56,029	(3,143)	(3,143)	—	—
Construction contract and other service expenses	36,892	36,892	—	—	—	—
Impairment recoveries	(2,303)	(4,836)	(2,533)	(2,533)	—	—
General, administrative and leasing expenses	14,759	18,420	3,661	(1)	2,951	711
Business development expenses and land carry costs	2,874	2,874	—	—	—	—
Total operating expenses	$198,695	$190,007	$(8,688)	$(9,399)	$—	$711
Operating income	$72,301	$69,391	$(2,910)	$(2,199)	$—	$(711)
Interest expense	$(49,667)	$(48,670)	$997	$997	$—	$—
Income tax (expense) benefit	$(4,190)	$(221)	$3,969	$—	$—	$3,969
Income from continuing operations	$20,056	$22,112	$2,056	$(1,202)	$—	$3,258
Discontinued operations	$(1,239)	$(37)	$1,202	$1,202	$—	$—
Net income	$18,838	$22,096	$3,258	$—	$—	$3,258
Net income attributable to noncontrolling interests in common units in the Operating Partnership	$(549)	$(795)	$(246)	$—	$—	$(246)
Net income attributable to noncontrolling interests in other consolidated entities	$(528)	$629	$1,157	$—	$—	$1,157
Net income attributable to Corporate Office Properties Trust	$17,431	$21,600	$4,169	$—	$—	$4,169
Basic and diluted earnings per common share:
Income from continuing operations	$0.14	$0.18	$0.04	$(0.01)	$—	$0.05
Discontinued operations	(0.01)	—	0.01	0.01	—	—
Net income attributable to COPT common shareholders	$0.13	$0.18	$0.05	$—	$—	$0.05

Recent Accounting Pronouncements

We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2013 related to the reporting of the effect of significant reclassifications from accumulated other comprehensive income. This guidance requires an entity to report, either parenthetically on the face of the financial statements or in a single footnote, changes in the components of accumulated other comprehensive income for the period. An entity is required to separately report the amount of such changes attributable to reclassifications (and the statements of operations line affected by such reclassifications) and the amount of such changes attributable to current period other comprehensive income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. Our adoption of this guidance did not affect our consolidated financial statements or disclosures.

3.     Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in COPT’s 2012 Annual Report on Form 10-K and Note 3 to the COPLP consolidated financial statements in our Current Report on Form 8-K dated July 25, 2013.

Recurring Fair Value Measurements

Our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. In determining the fair value of our partner’s interest as of June 30, 2013, we used discount rates ranging from 10.0% to 20.0% (15.7% weighted average), which factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture; a significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding mortgage loans receivable) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  We estimated the fair values of our mortgage loans receivable as discussed in Note 6 based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 7 to the consolidated financial statements, we estimated the fair value of our unsecured senior notes and exchangeable senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 6 for mortgage loans receivable, Note 7 for debt and Note 8 for interest rate derivatives.

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2013 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$6,649	$—	$—	$6,649
Common stocks	216	—	—	216
Other	211	—	—	211
Common stock (1)	1,825	—	—	1,825
Interest rate derivatives (2)	—	6,963	—	6,963
Warrants to purchase common stock (2)	—	299	—	299
Assets	$8,901	$7,262	$—	$16,163
Liabilities:
Deferred compensation plan liability (3)	$7,076	$—	$—	$7,076
Interest rate derivatives	—	3,556	—	3,556
Liabilities	$7,076	$3,556	$—	$10,632
Redeemable noncontrolling interest	$—	$—	$15,571	$15,571

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.

(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2013 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Common stock (1)	$1,825	$—	$—	$1,825
Interest rate derivatives (2)	—	6,963	—	6,963
Warrants to purchase common stock (2)	—	299	—	299
Assets	$1,825	$7,262	$—	$9,087
Liabilities:
Interest rate derivatives	$—	$3,556	$—	$3,556
Redeemable noncontrolling interest	$—	$—	$15,571	$15,571

(1) Included in the line entitled “restricted cash and marketable securities” on COPLP’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

Six Months Ended June 30, 2013

During the six months ended June 30, 2013, we recognized impairment losses on operating properties in the current and prior period primarily in connection with dispositions completed or expected to occur in connection with the Strategic Reallocation Plan to dispose of properties and land that are no longer aligned with our strategy. The table below sets forth the fair value hierarchy of the valuation technique used by us in determining the fair value of the properties (dollars in thousands):

	Quoted Prices in		Significant		Impairment Losses Recognized
	Active Markets for	Significant Other	Unobservable		Three Months	Six Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	June 30, 2013	June 30, 2013
Assets (1):
Properties, net	$—	$—	$113,144	$113,144	$7,195	$9,052

(1) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above (dollars in thousands):

Description	Fair Value on Measurement Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
Property on which impairment loss was recognized	$113,144	Bids for property indicative of value	Indicative bids (1)	(1)

(1) This fair value measurement was developed by a third party source, subject to our corroboration for reasonableness.

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, we recognized non-cash impairment losses of $7.7 million for the amount by which the carrying values of certain properties exceeded their estimated fair values. The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining such fair values (dollars in thousands):

	Quoted Prices in		Significant		Impairment Losses Recognized (1)
	Active Markets for	Significant Other	Unobservable		Three Months	Six Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	June 30, 2012	June 30, 2012
Assets (2):
Properties, net	$—	$—	$202,250	$202,250	$2,214	7,693

(1) Represents impairment losses, excluding exit costs incurred of $105,000 for the three months ended June 30, 2012 and $1.2 million for the six months ended June 30, 2012.
(2) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above (dollars in thousands):

Description	Fair Value on Measurement Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
Properties on which impairment losses were recognized	$202,250	Bid for properties indicative of value	Indicative bid (1)	(1)
		Contract of sale	Contract price (1)	(1)
		Discounted cash flow	Discount rate	11.0% (2)
			Terminal capitalization rate	9.0% (2)
			Market rent growth rate	3.0% (2)
			Expense growth rate	3.0% (2)
		Yield Analysis	Yield	12% (2)
			Market rent rate	$8.50 (2)
			Leasing costs	$20.00 per square foot (2)
(1) These fair value measurements were developed by third party sources, subject to our corroboration for reasonableness.
(2) Only one value applied for this unobservable input.

4.    Properties, net

Operating properties, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$431,466	$427,766
Buildings and improvements	2,869,326	2,725,875
Less: accumulated depreciation	(597,783)	(555,975)
Operating properties, net	$2,703,009	$2,597,666

Projects we had in development or held for future development consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$231,357	$236,324
Construction in progress, excluding land	276,938	329,054
Projects in development or held for future development	$508,295	$565,378

During the six months ended June 30, 2013, we sold 920 Elkridge Landing Road, a 103,000 square foot office property in Linthicum, Maryland (in the Baltimore/Washington Corridor), for $6.9 million.

2013 Construction Activities

During the six months ended June 30, 2013, we placed into service an aggregate of 236,000 square feet in three newly constructed office properties located in the Baltimore/Washington Corridor, Northern Virginia and Huntsville, Alabama. As of June 30, 2013, we had 11 office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.5 million square feet upon completion, including five in Northern Virginia, three in the Baltimore/Washington Corridor and three in Huntsville, Alabama. We also had redevelopment underway on one office property in Greater Philadelphia that we estimate will total 183,000 square feet upon completion.

5.    Real Estate Joint Ventures

During the six months ended June 30, 2013, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this investment is set forth below (dollars in thousands):

Investment Balance at (1)		Date		Nature of	Maximum Exposure
June 30, 2013	December 31, 2012	Acquired	Ownership	Activity	to Loss (2)
$(6,420)	$(6,420)	9/29/2005	20%	Operates 16 Buildings	$—

(1)   The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $3.5 million at June 30, 2013 and $4.5 million December 31, 2012 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation and our discontinuance of loss recognition under the equity method effective October 2012, as discussed below.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same and we continue to no longer recognize income or losses under the equity method.
(2)   Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.  Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, that we would be required to make if certain contingent events occur (see Note 16).

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	June 30, 2013	December 31, 2012
Properties, net	$57,582	$58,460
Other assets	5,693	4,376
Total assets	$63,275	$62,836

Liabilities (primarily debt)	$77,672	$72,693
Owners’ equity	(14,397)	(9,857)
Total liabilities and owners’ equity	$63,275	$62,836

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$1,811	$1,825	$3,603	$3,719
Property operating expenses	(709)	(724)	(1,495)	(1,461)
Interest expense	(2,781)	(1,028)	(5,555)	(2,153)
Depreciation and amortization expense	(551)	(594)	(1,093)	(1,164)
Net loss	$(2,230)	$(521)	$(4,540)	$(1,059)

As discussed further in our 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013, in 2012, the holder of mortgage debt encumbering all of the joint venture’s properties notified us of the debt’s default, initiated foreclosure proceedings and terminated our property management responsibilities; accordingly, we discontinued recognition of losses on this investment under the equity method effective in October 2012 due to our having neither the obligation nor intent to support the joint venture.

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at June 30, 2013 (dollars in thousands):

		Ownership		June 30, 2013		(1)
	Date	% at		Total	Pledged	Total
	Acquired	6/30/2013	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Developing business park (2)	$107,015	$40,588	$21,168
M Square Associates, LLC	6/26/2007	50%	Operating two buildings and developing others (3)	60,839	47,212	41,785
Arundel Preserve #5, LLC	7/2/2007	50%	Operating one building (4)	39,560	34,903	20,122
COPT-FD Indian Head, LLC	10/23/2006	75%	Holding land parcel (5)	6,447	—	—
MOR Forbes 2 LLC	12/24/2002	50%	Operating one building (6)	4,040	—	96
				$217,901	$122,703	$83,171
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s property is in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland (in the Suburban Maryland region).
(4) This joint venture’s property is in Hanover, Maryland (in the Baltimore/Washington Corridor).
(5) This joint venture’s property is in Charles County, Maryland. In 2012, the joint venture exercised its option under a development agreement to require Charles County to repurchase the land parcel at its original acquisition cost. Under the terms of the agreement with Charles County, the repurchase is expected to occur by August 2014.
(6) This joint venture’s property is in Lanham, Maryland (in the Suburban Maryland region).

These ventures include only ones in which parties other than COPLP and COPT own interests.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 16.

6.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Mortgage and other investing receivables	$38,966	$33,396
Lease incentives	9,144	5,578
Prepaid expenses	8,215	19,270
Furniture, fixtures and equipment, net	7,093	7,991
Interest rate derivatives	6,963	—
Deferred tax asset	6,455	6,612
Other assets	6,835	4,608
Prepaid expenses and other assets	$83,671	$77,455

Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Notes receivable from City of Huntsville	$38,966	$33,252
Mortgage loan receivable	—	144
	$38,966	$33,396

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5).  We did not have an allowance for credit losses in connection with our notes receivable at June 30, 2013 or December 31, 2012.  The fair value of these receivables totaled $39.0 million at June 30, 2013 and $33.4 million at December 31, 2012.

Operating Notes Receivable

We had operating notes receivable due from tenants with terms exceeding one year totaling $236,000 at June 30, 2013 and $271,000 at December 31, 2012.  We carried allowances for estimated losses for most of these balances.

7.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	June 30, 2013	June 30, 2013	December 31, 2012	Stated Interest Rates at	Dates at
				June 30, 2013	June 30, 2013
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$887,595	$948,414	3.96% - 7.87% (2)	2013-2034
Variable rate secured loans	N/A	38,087	38,475	LIBOR + 2.25% (3)	2015
Other construction loan facilities	$26,150	—	29,557	N/A	N/A
Total mortgage and other secured loans		925,682	1,016,446
Revolving Credit Facility	800,000	148,000	—	LIBOR + 1.75% to 2.50% (4)	September 1, 2014
Term Loan Facilities (5)	670,000	670,000	770,000	LIBOR + 1.65% to 2.60% (6)	2015-2019
Unsecured Senior Notes (7)	N/A	347,121	—	3.60%	2023
Unsecured notes payable	N/A	1,745	1,788	0% (8)	2026
4.25% Exchangeable Senior Notes (9)	N/A	558	230,934	4.25%	April 2030
Total debt		$2,093,106	$2,019,168

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $720,000 at June 30, 2013 and $1.3 million at December 31, 2012.

(2)	The weighted average interest rate on these loans was 5.99% at June 30, 2013.

(3)	The interest rate on the loan outstanding was 2.44% at June 30, 2013.

(4)	The weighted average interest rate on the Revolving Credit Facility was 1.92% at June 30, 2013.

(5)
We have the ability to borrow an aggregate of an additional $180.0 million under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(6)	The weighted average interest rate on these loans was 1.93% at June 30, 2013.

(7)	Refer to the paragraph below for disclosure pertaining to these notes.

(8)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $816,000 at June 30, 2013 and $873,000 at December 31, 2012.

(9)
As described further in our 2012 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at COPLP’s discretion, COPT common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of June 30, 2013 and is equivalent to an exchange price of $47.96 per common share).  During the six months ended June 30, 2013, we repaid $239.4 million principal amount of these notes and recognized a $25.9 million loss on early extinguishment of debt. The carrying value of these notes included a principal amount of $575,000 and an unamortized discount totaling $17,000 at June 30, 2013 and a principal amount of $240.0 million and an unamortized discount totaling $9.1 million at December 31, 2012.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at June 30, 2013 and December 31, 2012 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense at stated interest rate	$1,891	$2,550	$4,195	$5,100
Interest expense associated with amortization of discount	747	906	1,611	1,798
Total	$2,638	$3,456	$5,806	$6,898

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed our Revolving Credit Facility, Term Loan Facilities, Unsecured Senior Notes and 4.25% Exchangeable Senior Notes.

On May 6, 2013, we issued a $350.0 million aggregate principal amount of 3.600% Senior Notes at an initial offering price of 99.816% of their face value. The proceeds from the offering, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, were approximately $347.1 million. The notes mature on May 15, 2023. We may redeem the notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus 30 basis points, plus, in each case, accrued and unpaid interest thereon to the date of redemption. The notes are unconditionally guaranteed by COPT. The carrying value of these notes reflects an unamortized discount totaling $2.9 million at June 30, 2013. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

We capitalized interest costs of $2.1 million in the three months ended June 30, 2013, $3.6 million in the three months ended June 30, 2012, $4.5 million in the six months ended June 30, 2013 and $7.4 million in the six months ended June 30, 2012.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$347,121	$320,691	$—	$—
4.25% Exchangeable Senior Notes	558	578	230,934	240,282
Other fixed-rate debt	889,340	876,975	950,202	968,180
Variable-rate debt	856,087	859,839	838,032	845,558
	$2,093,106	$2,058,083	$2,019,168	$2,054,020

8.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2013	December 31, 2012
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(394)	$(594)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(391)	(591)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(904)	(1,313)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(904)	(1,313)
38,087	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(963)	(1,268)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	470	(263)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	458	(272)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	3,227	(154)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	2,808	(417)
						$3,407	$(6,185)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as cash flow hedges of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	June 30, 2013		December 31, 2012
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$6,963	Prepaid expenses and other assets	$—
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(3,556)	Interest rate derivatives	(6,185)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income (loss) (“AOCI”) (effective portion)	$7,830	$(2,639)	$8,292	$(4,626)
Amount of loss reclassified from AOCI into interest expense (effective portion)	674	928	1,332	2,402

Over the next 12 months, we estimate that approximately $2.4 million will be reclassified from AOCI as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of June 30, 2013, the fair value of interest rate derivatives in a liability position related to these agreements was $3.6 million, excluding the effects of accrued interest. As of June 30, 2013, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $3.8 million.

9.    Redeemable Noncontrolling Interest

The table below sets forth activity in our redeemable noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2013	2012
Beginning balance	$10,298	$8,908
Distribution to noncontrolling interest	(643)	—
Net income (loss) attributable to noncontrolling interest	285	(1,157)
Adjustment to arrive at fair value of interest	5,631	1,827
Ending balance	$15,571	$9,578

10.    Equity

On April 22, 2013, COPT redeemed all of its outstanding 7.625% Series J Preferred Shares of beneficial interest (the “Series J Preferred Shares”) at a price of $25 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently, COPLP redeemed the Series J Preferred Units previously owned by COPT that carried terms substantially the same as the Series J Preferred Shares. At the time of the redemption, we recognized a $2.9 million decrease to net income available to common shareholders/unitholders pertaining to the original issuance costs incurred on these securities.

On March 19, 2013, COPT completed a public offering of 4,485,000 common shares at a price of $26.34 per share for net proceeds of $118.1 million (after underwriter discounts but before offering expenses) that were contributed to COPLP in exchange for 4,485,000 common units.

During the six months ended June 30, 2013, limited partners in COPLP holding common units redeemed 279,019 common units in COPLP for common shares in COPT on the basis of one common share for each common unit.

See Note 12 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

11.    Information by Business Segment

We have ten reportable operating office property segments (comprised of: the Baltimore/Washington Corridor; Northern Virginia; San Antonio; Washington, DC — Capitol Riverfront; St. Mary’s and King George Counties; Greater Baltimore; Suburban Maryland; Colorado Springs; Greater Philadelphia; and other). We also have an operating wholesale data center segment. The table below reports segment financial information for our reportable segments (in thousands).  We measure the performance of our segments through the measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Suburban Maryland	Colorado Springs	Greater Philadelphia	Other	Operating Wholesale Data Center	Total
Three Months Ended June 30, 2013
Revenues from real estate operations	$57,387	$22,988	$8,364	$4,177	$4,093	$10,824	$2,253	$6,519	$2,784	$3,869	$2,017	$125,275
Property operating expenses	18,984	8,204	4,478	1,874	1,223	4,097	744	2,195	720	617	1,518	44,654
NOI from real estate operations	$38,403	$14,784	$3,886	$2,303	$2,870	$6,727	$1,509	$4,324	$2,064	$3,252	$499	$80,621
Additions to long-lived assets	$4,094	$2,696	$7	$241	$729	$(648)	$26	$595	$285	$3,581	$176	$11,782
Transfers from non-operating properties	$5,899	$1,015	$—	$—	$6	$(9)	$188	$896	$17,567	$(3,281)	$881	$23,162
Three Months Ended June 30, 2012
Revenues from real estate operations	$55,677	$19,051	$7,830	$4,232	$4,139	$14,664	$4,560	$6,149	$2,458	$3,770	$1,438	$123,968
Property operating expenses	18,469	6,925	3,964	1,676	1,071	5,611	1,857	2,015	675	714	1,071	44,048
NOI from real estate operations	$37,208	$12,126	$3,866	$2,556	$3,068	$9,053	$2,703	$4,134	$1,783	$3,056	$367	$79,920
Additions to long-lived assets	$3,075	$719	$259	$431	$293	$3,616	$412	$687	$90	$133	$11	$9,726
Transfers from non-operating properties	$4,463	$—	$102	$—	$(362)	$29	$546	$1,980	$2,087	$(154)	$57,680	$66,371
Six Months Ended June 30, 2013
Revenues from real estate operations	$113,823	$45,930	$16,121	$8,421	$8,085	$21,543	$4,477	$13,252	$5,271	$7,059	$3,370	$247,352
Property operating expenses	38,250	16,021	8,366	3,823	2,416	8,265	1,531	4,643	1,558	1,013	2,834	88,720
NOI from real estate operations	$75,573	$29,909	$7,755	$4,598	$5,669	$13,278	$2,946	$8,609	$3,713	$6,046	$536	$158,632
Additions to long-lived assets	$6,825	$4,240	$17	$398	$1,004	$54	$55	$910	$285	$3,672	$176	$17,636
Transfers from non-operating properties	$28,564	$10,854	$—	$—	$12	$104	$520	$2,680	$24,617	$20,958	$66,449	$154,758
Segment assets at June 30, 2013	$1,218,310	$571,851	$118,827	$101,476	$97,084	$313,788	$53,074	$172,637	$102,098	$132,105	$167,312	$3,048,562
Six Months Ended June 30, 2012
Revenues from real estate operations	$111,927	$37,611	$15,438	$8,126	$8,351	$30,036	$10,309	$12,602	$4,630	$7,388	$2,854	$249,272
Property operating expenses	38,143	14,155	7,726	3,561	2,283	11,372	4,316	4,322	1,188	1,402	2,126	90,594
NOI from real estate operations	$73,784	$23,456	$7,712	$4,565	$6,068	$18,664	$5,993	$8,280	$3,442	$5,986	$728	$158,678
Additions to long-lived assets	$4,939	$2,380	$259	$(298)	$460	$4,335	$1,183	$786	$90	$159	$11	$14,304
Transfers from non-operating properties	$30,057	$—	$464	$—	$194	$394	$881	$2,296	$9,390	$(154)	$57,680	$101,202
Segment assets at June 30, 2012	$1,227,287	$474,959	$120,069	$107,390	$98,779	$369,497	$78,736	$181,808	$111,145	$112,578	$100,708	$2,982,956

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Segment revenues from real estate operations	$125,275	$123,968	$247,352	$249,272
Construction contract and other service revenues	20,795	16,995	35,057	38,529
Less: Revenues from discontinued operations (Note 14)	(5,546)	(13,299)	(11,265)	(28,403)
Total revenues	$140,524	$127,664	$271,144	$259,398

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Segment property operating expenses	$44,654	$44,048	$88,720	$90,594
Less: Property operating expenses from discontinued operations (Note 14)	(1,246)	(4,607)	(2,793)	(9,966)
Total property operating expenses	$43,408	$39,441	$85,927	$80,628

As previously discussed, we provide real estate services such as property management and construction and development services primarily for our properties but also for third parties.  The primary manner in which we evaluate the operating performance of our service activities is through a measure we define as net operating income from service operations (“NOI from service operations”), which is based on the net of revenues and expenses from these activities.  Construction contract and other service revenues and expenses consist primarily of subcontracted costs that are reimbursed to us by the customer along with a management fee. The operating margins from these activities are small relative to the revenue.  We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations. The table below sets forth the computation of our NOI from service operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Construction contract and other service revenues	$20,795	$16,995	$35,057	$38,529
Construction contract and other service expenses	(19,382)	(16,285)	(32,859)	(36,892)
NOI from service operations	$1,413	$710	$2,198	$1,637

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to (loss) income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
NOI from real estate operations	$80,621	$79,920	$158,632	$158,678
NOI from service operations	1,413	710	2,198	1,637
Interest and other income	2,006	840	2,952	2,057
Equity in income (loss) of unconsolidated entities	126	(187)	167	(276)
Income tax expense	(21)	(17)	(37)	(221)
Other adjustments:	—		—
Depreciation and other amortization associated with real estate operations	(28,866)	(28,295)	(57,029)	(56,029)
Impairment recoveries	—	—	—	4,836
General, administrative and leasing expenses	(6,583)	(8,851)	(14,403)	(18,420)
Business development expenses and land carry costs	(1,327)	(1,298)	(2,686)	(2,874)
Interest expense on continuing operations	(23,302)	(24,239)	(45,609)	(48,670)
NOI from discontinued operations	(4,300)	(8,692)	(8,472)	(18,437)
Loss on early extinguishment of debt	(21,470)	(169)	(26,654)	(169)
(Loss) income from continuing operations	$(1,703)	$9,722	$9,059	$22,112

The following table reconciles our segment assets to COPT’s consolidated total assets (in thousands):

	June 30, 2013	June 30, 2012
Segment assets	$3,048,562	$2,982,956
Non-operating property assets	513,752	607,590
Other assets	137,321	124,529
Total COPT consolidated assets	$3,699,635	$3,715,075

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization and impairment losses to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses and land carry costs, interest and other income, equity in loss of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

12.    Share-Based Compensation

Performance Share Units (“PSUs”)

On March 1, 2013, our Board of Trustees granted 69,579 PSUs with an aggregate grant date fair value of $1.9 million to executives.  The PSUs have a performance period beginning on January 1, 2013 and concluding on the earlier of December 31, 2015 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned PSUs will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  At the end of the performance period, we, in settlement of the award, will issue a number of fully-vested COPT common shares equal to the sum of:

•	the number of earned PSUs in settlement of the award plan; plus

•
the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date, divided by the share price on such settlement date, as defined under the terms of the agreement.

If a performance period ends due to a sale event or qualified termination, the number of earned PSUs is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PSUs are forfeited.  PSUs do not carry voting rights.

We computed a grant date fair value of $26.84 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $25.85; expected volatility for COPT common shares of 29.5%; and risk-free interest rate of 0.33%.  We are recognizing the grant date fair value in connection with these PSU awards over the performance period.

The PSUs granted to our executives on March 1, 2012 and March 3, 2011, as described in COPT’s 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013, were outstanding at June 30, 2013.

Restricted Shares

During the six months ended June 30, 2013, certain employees as well as nonemployee members of our Board of Trustees were granted a total of 166,835 restricted shares with an aggregate grant date fair value of $4.4 million (weighted average of $26.46 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grants of restricted shares to nonemployee Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his or her position. During the six months ended June 30, 2013, forfeiture restrictions lapsed on 214,828 previously issued common shares; these shares had a weighted average grant date fair value of $31.48 per share, and the aggregate intrinsic value of the shares on the vesting dates was $5.7 million.

Options

During the six months ended June 30, 2013, 32,756 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $19.45 per share, and the aggregate intrinsic value of the options exercised was $237,000.

13.    Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Deferred
Federal	$(17)	$(13)	$(30)	$(180)
State	(4)	(4)	(7)	(41)
Total income tax expense	$(21)	$(17)	$(37)	$(221)

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 36.3% for the three and six months ended June 30, 2013 and 38.6% for the three and six months ended June 30, 2012.

14.    Discontinued Operations and Assets Held for Sale

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•	five properties in White Marsh, Maryland (in the Greater Baltimore region) that were sold on January 30, 2012;

•	1101 Sentry Gateway in San Antonio that was sold on January 31, 2012;

•	222 and 224 Schilling Circle in Greater Baltimore that were sold on February 10, 2012;

•	15 and 45 West Gude Drive in Suburban Maryland that were sold on May 2, 2012;

•	11800 Tech Road in Suburban Maryland that was sold on June 14, 2012;

•	400 Professional Drive in Suburban Maryland for which the title to the property was transferred to the mortgage lender on July 2, 2012;

•	23 operating properties in the Baltimore/Washington Corridor and Greater Baltimore regions that were sold on July 24, 2012;

•	920 Elkridge Landing Road in the Baltimore/Washington Corridor that was sold on June 25, 2013; and

•	16 operating properties in Colorado Springs and an operating property in Suburban Maryland classified as held for sale at June 30, 2013.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue from real estate operations	$5,546	$13,299	$11,265	$28,403
Property operating expenses	(1,246)	(4,607)	(2,793)	(9,966)
Depreciation and amortization	(69)	(3,371)	(158)	(6,724)
Impairment losses	(7,195)	(2,354)	(9,052)	(13,777)
General, administrative and leasing expenses	—	(2)	(1)	(2)
Business development and land carry costs	—	(6)	—	(24)
Interest expense	(67)	(736)	(131)	(1,980)
Gain on sales of real estate	—	(103)	—	4,035
Loss on early extinguishment of debt	—	(2)	—	(2)
Discontinued operations	$(3,031)	$2,118	$(870)	$(37)

The table below sets forth the components of assets held for sale on our consolidated balance sheets (in thousands):

	June 30, 2013	December 31, 2012
Properties, net	$124,299	$128,740
Deferred rent receivable	4,763	4,068
Intangible assets on real estate acquisitions, net	4,392	4,409
Deferred leasing costs, net	3,359	2,923
Lease incentives	83	89
Assets held for sale	$136,896	$140,229

15.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

COPT and Subsidiaries EPS

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into our common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to share-based compensation using the treasury stock or if-converted methods; and

•	the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we added to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
(Loss) income from continuing operations	$(1,703)	$9,722	$9,059	$22,112
Gain on sales of real estate, net	329	21	2,683	21
Preferred share dividends	(4,885)	(4,167)	(10,991)	(8,192)
Issuance costs associated with redeemed preferred shares	(2,904)	—	(2,904)	—
(Loss) income from continuing operations attributable to noncontrolling interests	(1,024)	(459)	(1,149)	(539)
Income from continuing operations attributable to restricted shares	(102)	(105)	(220)	(246)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	(10,289)	5,012	(3,522)	13,156
Dilutive effect of common units in COPLP on diluted EPS from continuing operations	(543)	—	(214)	—
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$(10,832)	$5,012	$(3,736)	$13,156
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$(10,289)	$5,012	$(3,522)	$13,156
Discontinued operations	(3,031)	2,118	(870)	(37)
Discontinued operations attributable to noncontrolling interests	64	(97)	(68)	43
Numerator for basic EPS on net (loss) income attributable to COPT common shareholders	(13,256)	7,033	(4,460)	13,162
Dilutive effect of common units in COPLP	(671)	—	(242)	—
Numerator for diluted EPS on net income attributable to COPT common shareholders	$(13,927)	$7,033	$(4,702)	$13,162
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	85,425	71,624	83,422	71,541
Dilutive effect of common units	3,801	—	3,847	—
Dilutive effect of share-based compensation awards	—	25	—	35
Denominator for basic and diluted EPS	89,226	71,649	87,269	71,576
Basic EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.12)	$0.07	$(0.04)	$0.18
Discontinued operations attributable to COPT common shareholders	(0.04)	0.03	(0.01)	—
Net (loss) income attributable to COPT common shareholders	$(0.16)	$0.10	$(0.05)	$0.18
Diluted EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.12)	$0.07	$(0.04)	$0.18
Discontinued operations attributable to COPT common shareholders	(0.04)	0.03	(0.01)	—
Net (loss) income attributable to COPT common shareholders	$(0.16)	$0.10	$(0.05)	$0.18

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Conversion of common units	—	4,255	—	4,267
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•
weighted average restricted shares for the three months ended June 30, 2013 and 2012 of 379,000 and 434,000, respectively, and for the six months ended June 30, 2013 and 2012 of 394,000 and 503,000, respectively; and

•
weighted average options for the three months ended June 30, 2013 and 2012 of 536,000 and 768,000, respectively, and for the six months ended June 30, 2013 and 2012 of 537,000 and 793,000, respectively.

As discussed in Note 7, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

COPLP and Subsidiaries EPU

We present both basic and diluted EPU.  We compute basic EPU by dividing net income available to common unitholders allocable to unrestricted common units under the two-class method by the weighted average number of unrestricted common units outstanding during the period.  Our computation of diluted EPU is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common units that would have been outstanding if securities that are convertible into our common units were converted; and (2) the effect of dilutive potential common units outstanding during the period attributable to share-based compensation using the treasury stock or if-converted methods; and

•	the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common units that we added to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
(Loss) income from continuing operations	$(1,703)	$9,722	$9,059	$22,112
Gain on sales of real estate, net	329	21	2,683	21
Preferred unit distributions	(5,050)	(4,332)	(11,321)	(8,522)
Issuance costs associated with redeemed preferred units	(2,904)	—	(2,904)	—
(Loss) income from continuing operations attributable to noncontrolling interests	(1,408)	10	(1,039)	586
Income from continuing operations attributable to restricted units	(102)	(105)	(220)	(246)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$(10,838)	$5,316	$(3,742)	$13,951
Discontinued operations	(3,031)	2,118	(870)	(37)
Discontinued operations attributable to noncontrolling interests	(65)	(9)	(98)	(15)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$(13,934)	$7,425	$(4,710)	$13,899
Denominator (all weighted averages):
Denominator for basic EPU (common units)	89,226	75,879	87,269	75,808
Dilutive effect of share-based compensation awards	—	25	—	35
Denominator for basic and diluted EPU	89,226	75,904	87,269	75,843
Basic EPU:
(Loss) income from continuing operations attributable to COPLP common unitholders	$(0.12)	$0.07	$(0.04)	$0.18
Discontinued operations attributable to COPLP common unitholders	(0.04)	0.03	(0.01)	—
Net (loss) income attributable to COPLP common unitholders	$(0.16)	$0.10	$(0.05)	$0.18
Diluted EPU:
(Loss) income from continuing operations attributable to COPLP common unitholders	$(0.12)	$0.07	$(0.04)	$0.18
Discontinued operations attributable to COPLP common unitholders	(0.04)	0.03	(0.01)	—
Net (loss) income attributable to COPLP common unitholders	$(0.16)	$0.10	$(0.05)	$0.18

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2013	2012
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Units	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average restricted units for the three months ended June 30, 2013 and 2012 of 379,000 and 434,000, respectively, and for the six months ended June 30, 2013 of 394,000 and 503,000; and

•	weighted average options for the three months ended June 30, 2013 and 2012 of 536,000 and 768,0000, respectively, and for the six months ended June 30, 2013 of 537,000 and 793,000.

As discussed in Note 7, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPU reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

16.    Commitments and Contingencies

Litigation

In the normal course of business, we are involved in legal actions arising from our ownership and administration of properties.  We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.  Management does not anticipate that any liabilities that may result from such proceedings will have a materially adverse effect on our financial position, operations or liquidity.  Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

Environmental

We are subject to various Federal, state and local environmental regulations related to our property ownership and operation.  We have performed environmental assessments of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees is approximately $64 million.  We are entitled to recover 80% of any amounts paid under the guarantees from an affiliate of our partner pursuant to an indemnity agreement. In 2012, the holder of the mortgage debt encumbering all of the joint venture’s properties initiated foreclosure proceedings. Management considered this event and estimates that the aggregate fair value of the guarantees would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.3 million square feet of office space on 92 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of June 30, 2013.

We may be required to make our pro rata share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed.  In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then deem it appropriate to make even larger investments in these joint ventures.

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $3.6 million liability through June 30, 2013 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Environmental Indemnity Agreement

We agreed to provide certain environmental indemnifications in connection with a lease and subsequent sale of three New Jersey properties. The prior owner of the properties, a Fortune 100 company that is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete.  Under the environmental indemnification agreement, we agreed to the following:

•
to indemnify the tenant against losses covered under the prior owner’s indemnity agreement if the prior owner fails to indemnify the tenant for such losses.  This indemnification is capped at $5.0 million in perpetuity after the State of New Jersey declares the remediation to be complete;

•
to indemnify the tenant for consequential damages (e.g., business interruption) at one of the buildings in perpetuity and another of the buildings through 2025.  This indemnification is limited to $12.5 million; and

•
to pay 50% of additional costs related to construction and environmental regulatory activities incurred by the tenant as a result of the indemnified environmental condition of the properties.  This indemnification is limited to $300,000 annually and $1.5 million in the aggregate.

17.    Subsequent Events

On July 15, 2013, COPT issued 1.5 million common shares at a weighted average price of $26.05 per share under its at-the-market (“ATM”) stock offering program established in October 2012, representing its first issuance under the ATM program. Net proceeds from the shares issued totaled $38.5 million, after payment of $586,000 in commissions to sales agents. The proceeds from the shares issued were contributed to COPLP in exchange for 1.5 million common units.

On July 16, 2013, we entered into an amendment to our credit agreement providing for an unsecured revolving credit facility (the “Revolving Credit Facility”). The amendment extended the maturity date of the facility from September 2014 to July 2017, with the ability for us to extend such maturity by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility. The amendment also changed the interest rate on the facility to be based on LIBOR (customarily the 30-day rate) plus 0.975% to 1.75%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Rating Services, Moody’s Investor Services, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). Also on July 16, 2013, we entered into amendments on $550.0 million in existing unsecured term loan agreements with the same group of lenders as the Revolving Credit Facility that added one-year in extension options and changed the interest rate applicable to the facilities to be based on LIBOR (customarily the 30-day rate) plus 1.10% to 2.00%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

COPT is an office real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities.  COPT generally acquires, develops, manages and leases office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. COPT conducts almost all of its operations through COPLP, a Delaware limited partnership, of which it is the sole general partner. COPLP owns real estate both directly and through subsidiary partnerships, corporations, business trusts and limited liability companies. COPLP also owns subsidiaries that provide real estate services such as property management, construction and development services primarily for our properties but also for third parties.

During the six months ended June 30, 2013:

•
COPT completed a public offering of 4,485,000 common shares at a price of $26.34 per share for net proceeds of $118.1 million, after underwriter discounts but before offering expenses, that were contributed to COPLP in exchange for 4,485,000 common units. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes;

•
COPT redeemed all of its outstanding Series J Preferred Shares at a price of $25 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, using proceeds from the March 2013 public offering of common shares. These shares accrued dividends equal to 7.625% of the liquidation preference. In connection with this redemption, COPLP redeemed the Series J Preferred Units previously owned by COPT that carried terms substantially the same as the Series J Preferred Shares. At the time of the redemption, we recognized a $2.9 million decrease to net income available to common shareholders/unitholders pertaining to the original issuance costs incurred on the securities;

•
we repaid a $239.4 million principal amount of our 4.25% Exchangeable Senior Notes for an aggregate repayment amount of $255.1 million, and recognized a $25.9 million loss of early extinguishment of debt, including unamortized loan issuance costs. Most of this repayment resulted from a tender offer for the notes that was completed on June 27, 2013;

•
we issued a $350.0 million aggregate principal amount of 3.600% Senior Notes at an initial offering price of 99.816% of their face value. The proceeds from the offering, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, were approximately $347.1 million. We used the net proceeds of the offering to repay borrowings under our Revolving Credit Facility and for general corporate purposes, including partial repayment of certain of our unsecured debt;

•
we placed into service an aggregate of 236,000 square feet in three newly constructed properties proximate to defense installations and other knowledge-based demand drivers that were 100% leased as of March 31, 2013; and

•	we finished the period with occupancy of our portfolio of operating office properties at 88.2%.

The following occurred subsequent to June 30, 2013:

•
on July 15, 2013, COPT issued 1.5 million common shares at a weighted average price of $26.05 per share under its at-the-market (“ATM”) stock offering program established in October 2012, representing its first issuance under the ATM program. Net proceeds from the shares issued totaled $38.5 million, after payment of $586,000 in commissions to sales agents. The proceeds from the shares issued were contributed to COPLP in exchange for 1.5 million common units; and

•
on July 16, 2013, we entered into an amendment to our Revolving Credit Facility. The amendment extended the maturity date of the facility from September 2014 to July 2017, with the ability for us to extend such maturity by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility. The amendment also changed the interest rate on the facility to be based on LIBOR (customarily the 30-day rate) plus 0.975% to 1.75%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. Also on July 16, 2013, we entered into amendments on $550.0 million in existing unsecured term loan agreements with the same group of lenders as the Revolving Credit Facility that added one-year in extension options and decreased the interest rate applicable to the facilities to be based on LIBOR (customarily the 30-day rate) plus 1.10% to 2.00%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

We discuss significant factors contributing to changes in our net income in the section below entitled “Results of Operations.” The results of operations discussion is combined for COPT and COPLP because there are no material differences in the results of operations between the two reporting entities.

In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

•	how we expect to generate cash for short and long-term capital needs; and

•	our commitments and contingencies.

You should refer to our consolidated financial statements as you read this section.

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan” or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

•
general economic and business conditions, which will, among other things, affect office property and data center demand and rents, tenant creditworthiness, interest rates, financing availability and property values;

•	adverse changes in the real estate markets, including, among other things, increased competition with other companies;

•
governmental actions and initiatives, including risks associated with the impact of a government shutdown or budgetary reductions or impasses, such as a reduction in rental revenues, non-renewal of leases and/or a curtailment of demand for additional space by our strategic customers;

•	our ability to borrow on favorable terms;

•
risks of real estate acquisition and development activities, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development or operating costs may be greater than anticipated;

•	our ability to sell properties included in our Strategic Reallocation Plan;

•
risks of investing through joint venture structures, including risks that our joint venture partners may not fulfill their financial obligations as investors or may take actions that are inconsistent with our objectives;

•	changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;

•	our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

•	the dilutive effects of issuing additional common shares;

•	our ability to achieve projected results; and

•	environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	June 30, 2013	December 31, 2012
Occupancy rates at period end
Total	88.2%	87.8%
Baltimore/Washington Corridor	89.1%	89.4%
Northern Virginia	90.2%	89.2%
San Antonio	96.6%	96.4%
Washington, DC - Capitol Riverfront	88.1%	89.0%
St. Mary’s and King George Counties	88.1%	85.9%
Greater Baltimore	79.5%	78.6%
Suburban Maryland	95.7%	94.1%
Colorado Springs	81.1%	77.8%
Greater Philadelphia	90.9%	100.0%
Other	95.8%	94.6%
Average contractual annual rental rate per square foot at period end (1)	$28.21	$27.92

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2012	18,831	16,541
Square feet vacated upon lease expiration (1)	—	(470)
Occupancy of previously vacated space in connection with new lease (2)	—	449
Square feet constructed or redeveloped	353	298
Dispositions	(103)	—
Other changes	(44)	(19)
June 30, 2013	19,037	16,799

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Occupancy of our Same Office Properties was 89.4% at June 30, 2013, up slightly from 88.8% at December 31, 2012.

During the six months ended June 30, 2013, we completed 1.8 million square feet of leasing and renewed 66.9% of the square footage of our lease expirations (including the effect of early renewals) for the period, which included the effect of an anticipated significant tenant move-out in one property.

Wholesale Data Center Property

Our wholesale data center property, which upon completion is expected to have a critical load of 18 megawatts, had nine megawatts in operations at June 30, 2013, of which 4.3 were leased to tenants with further expansion rights of up to a combined 5.2 megawatts.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure which is derived by subtracting property operating expenses from revenues from real estate operations.  We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•
office properties owned and 100% operational throughout the current and prior year reporting periods, excluding properties disposed or held for future disposition.  We define these as changes from “Same Office Properties”;

•	office properties acquired during the current and prior year reporting periods;

•	constructed office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	office properties held for sale as of June 30, 2013;

•	office properties in the Greater Philadelphia region. In September 2012, we shortened the holding period for these properties because they no longer meet our strategic investment criteria; and

•	property dispositions.

Refer to Note 14 of the consolidated financial statements for a summary of operating properties that were either disposed or classified as held for sale and therefore are included in discontinued operations.

The primary manner in which we evaluate the operating performance of our construction management and other service activities is through a measure we define as NOI from service operations, which is based on the net of the revenues and expenses from these activities.  The revenues and expenses from these activities consist primarily of subcontracted costs that are reimbursed to us by customers along with a management fee.  The operating margins from these activities are small relative to the revenue.  We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations.

We believe that operating income, as reported on our consolidated statements of operations, is the most directly comparable generally accepted accounting principles (“GAAP”) measure for both NOI from real estate operations and NOI from service operations.  Since both of these measures exclude certain items includable in operating income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures.

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
NOI from real estate operations	$80,621	$79,920	$158,632	$158,678
NOI from service operations	1,413	710	2,198	1,637
NOI from discontinued operations	(4,300)	(8,692)	(8,472)	(18,437)
Depreciation and amortization associated with real estate operations	(28,866)	(28,295)	(57,029)	(56,029)
Impairment recoveries	—	—	—	4,836
General, administrative and leasing expenses	(6,583)	(8,851)	(14,403)	(18,420)
Business development expenses and land carry costs	(1,327)	(1,298)	(2,686)	(2,874)
Operating income	$40,958	$33,494	$78,240	$69,391

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

	For the Three Months Ended June 30,
	2013	2012	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$119,729	$110,669	$9,060
Construction contract and other service revenues	20,795	16,995	3,800
Total revenues	140,524	127,664	12,860
Expenses
Property operating expenses	43,408	39,441	3,967
Depreciation and amortization associated with real estate operations	28,866	28,295	571
Construction contract and other service expenses	19,382	16,285	3,097
General, administrative and leasing expenses	6,583	8,851	(2,268)
Business development expenses and land carry costs	1,327	1,298	29
Total operating expenses	99,566	94,170	5,396
Operating income	40,958	33,494	7,464
Interest expense	(23,302)	(24,239)	937
Interest and other income	2,006	840	1,166
Loss on early extinguishment of debt	(21,470)	(169)	(21,301)
Equity in income (loss) of unconsolidated entities	126	(187)	313
Income tax expense	(21)	(17)	(4)
(Loss) income from continuing operations	(1,703)	9,722	(11,425)
Discontinued operations	(3,031)	2,118	(5,149)
Gain on sales of real estate	329	21	308
Net (loss) income	$(4,405)	$11,861	$(16,266)

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2013	2012	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$110,083	$105,834	$4,249
Constructed office properties placed in service	3,232	660	2,572
Acquired office properties	1,558	—	1,558
Properties held for sale	5,432	4,717	715
Greater Philadelphia properties	2,784	2,458	326
Dispositions	117	8,806	(8,689)
Other	2,069	1,493	576
	125,275	123,968	1,307
Property operating expenses
Same Office Properties	39,463	37,007	2,456
Constructed office properties placed in service	955	122	833
Acquired office properties	466	—	466
Properties held for sale	1,487	1,464	23
Greater Philadelphia properties	720	675	45
Dispositions	5	3,651	(3,646)
Other	1,558	1,129	429
	44,654	44,048	606
NOI from real estate operations
Same Office Properties	70,620	68,827	1,793
Constructed office properties placed in service	2,277	538	1,739
Acquired office properties	1,092	—	1,092
Properties held for sale	3,945	3,253	692
Greater Philadelphia properties	2,064	1,783	281
Dispositions	112	5,155	(5,043)
Other	511	364	147
	$80,621	$79,920	$701
Same Office Properties rent statistics
Average occupancy rate	89.4%	88.2%	1.2%
Average straight-line rent per occupied square foot (1)	$5.99	$5.93	$0.06

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three month periods set forth above.

The increase in revenues from our Same Office Properties was attributable to a $2.6 million increase in rental revenue (including $922,000 in connection with lease terminations) and a $1.6 million increase in tenant recoveries and other real estate operations revenue. The increase in property operating expenses from Same Office Properties was primarily due to increases in expenses reimbursable from tenants, much of which was for repairs and maintenance. Our Same Office Properties pool consisted of 182 office properties, comprising 85.8% of our operating office square footage as of June 30, 2013.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in the current period was attributable primarily to a $20.6 million loss recognized on our repayment of a $185.7 million principal amount of our 4.25% Exchangeable Senior Notes resulting from a tender offer completed during the period.

Discontinued Operations

The decrease in discontinued operations was due primarily to additional impairment losses recognized in the current period resulting from dispositions completed or expected to occur in connection with the Strategic Reallocation Plan to dispose of properties and land that are no longer aligned with our strategy.

Preferred Share (Unit) Dividends (Distributions)

The increase in preferred share dividends/distributions was due to the effect of the issuance of the Series L Preferred Shares/Units in June 2012, partially offset by the effect of the redemptions of the Series G Preferred Shares /Units in August 2012 and the Series J Preferred Shares/Units in April 2013.

Issuance Costs Associated With Redeemed Preferred Shares/Units

The issuance costs associated with redeemed preferred shares/units was due to the redemptions of the Series J Preferred Shares/Units in April 2013.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

	For the Six Months Ended June 30,
	2013	2012	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$236,087	$220,869	$15,218
Construction contract and other service revenues	35,057	38,529	(3,472)
Total revenues	271,144	259,398	11,746
Expenses
Property operating expenses	85,927	80,628	5,299
Depreciation and amortization associated with real estate operations	57,029	56,029	1,000
Construction contract and other service expenses	32,859	36,892	(4,033)
Impairment recoveries	—	(4,836)	4,836
General, administrative and leasing expenses	14,403	18,420	(4,017)
Business development expenses and land carry costs	2,686	2,874	(188)
Total operating expenses	192,904	190,007	2,897
Operating income	78,240	69,391	8,849
Interest expense	(45,609)	(48,670)	3,061
Interest and other income	2,952	2,057	895
Loss on early extinguishment of debt	(26,654)	(169)	(26,485)
Equity in income (loss) of unconsolidated entities	167	(276)	443
Income tax expense	(37)	(221)	184
Income from continuing operations	9,059	22,112	(13,053)
Discontinued operations	(870)	(37)	(833)
Gain on sales of real estate	2,683	21	2,662
Net income	$10,872	$22,096	$(11,224)

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2013	2012	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$218,118	$211,581	$6,537
Constructed office properties placed in service	6,053	1,223	4,830
Acquired office properties	3,164	—	3,164
Properties held for sale	10,740	9,643	1,097
Greater Philadelphia properties	5,271	4,630	641
Dispositions	529	19,249	(18,720)
Other	3,477	2,946	531
	247,352	249,272	(1,920)
Property operating expenses
Same Office Properties	78,276	75,657	2,619
Constructed office properties placed in service	1,807	241	1,566
Acquired office properties	898	—	898
Properties held for sale	3,236	3,092	144
Greater Philadelphia properties	1,558	1,188	370
Dispositions	78	8,351	(8,273)
Other	2,867	2,065	802
	88,720	90,594	(1,874)
NOI from real estate operations
Same Office Properties	139,842	135,924	3,918
Constructed office properties placed in service	4,246	982	3,264
Acquired office properties	2,266	—	2,266
Properties held for sale	7,504	6,551	953
Greater Philadelphia properties	3,713	3,442	271
Dispositions	451	10,898	(10,447)
Other	610	881	(271)
	$158,632	$158,678	$(46)
Same Office Properties rent statistics
Average occupancy rate	89.2%	87.9%	1.3%
Average straight-line rent per occupied square foot (1)	$11.92	$11.87	$0.05

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the six month periods set forth above.

The increase in revenues from our Same Office Properties was attributable to a $4.5 million increase in rental revenue (including $1.4 million in connection with lease terminations) and a $2.1 million increase in tenant recoveries and other real estate operations revenue.

Impairment Losses

We recognized impairment losses of $9.1 million in the current period (all of which was included in discontinued operations) and $8.9 million in the prior period (of which $13.8 million was included in discontinued operations) due primarily to dispositions completed or expected to occur in connection with the Strategic Reallocation Plan to dispose of properties and land that are no longer aligned with our strategy.

General and Administrative Expenses

The decrease in general and administrative expenses was attributable in large part to expenses incurred in 2012 in connection with our 2012 executive transition and staffing reductions.

Interest Expense

The decrease in interest expense was due primarily to a $354.4 million decrease in our average outstanding debt resulting from our repayments of debt using proceeds from property dispositions and equity issuances.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in the current period was attributable primarily to a $25.9 million loss recognized on our repayment of a $239.4 million principal amount of our 4.25% Exchangeable Senior Notes.

Gain on sales of real estate

The increase in gain on sales of real estate was attributable to the condemnation of a land parcel in the Greater Baltimore region in connection with an interstate widening project.

Preferred Share (Unit) Dividends (Distributions)

The increase in preferred share dividends/distributions was due to the effect of the issuance of the Series L Preferred Shares/Units in June 2012, partially offset by the effect of the redemptions of the Series G Preferred Shares /Units in August 2012 and the Series J Preferred Shares/Units in April 2013.

Issuance Costs Associated With Redeemed Preferred Shares/Units

The issuance costs associated with redeemed preferred shares/units was due to the redemptions of the Series J Preferred Shares/Units in April 2013.

 Funds from Operations

Funds from operations (“FFO”) is defined as net (loss) income computed using GAAP, excluding gains on sales of, and impairment losses on, previously depreciated operating properties, plus real estate-related depreciation and amortization. When multiple properties consisting of both operating and non-operating properties exist on a single tax parcel, we classify all of the gains on sales of, and impairment losses on, the tax parcel as all being for previously depreciated operating properties when most of the value of the parcel is associated with operating properties on the parcel. We believe that we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of, and impairment losses on, previously depreciated operating properties, net of related tax benefit, and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

Since FFO excludes certain items includable in net income, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures. FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

Basic FFO available to common share and common unit holders (“Basic FFO”) is FFO adjusted to subtract (1) preferred share dividends, (2) issuance costs associated with redeemed preferred shares, (3) income attributable to noncontrolling interests through ownership of preferred units in the Operating Partnership or interests in other consolidated entities not owned by us, (4) depreciation and amortization allocable to noncontrolling interests in other consolidated entities and (5) Basic FFO allocable to restricted shares.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income is the most directly comparable GAAP measure to Basic FFO.  Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

Diluted FFO available to common share and common unit holders (“Diluted FFO”) is Basic FFO adjusted to add back any changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below.  We believe that the numerator for diluted EPS is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs, gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax, gain or loss on early extinguishment of debt, loss on interest rate swaps and issuance costs associated with redeemed preferred shares.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

Diluted FFO per share is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders.  In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe that Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs. We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share. Diluted FFO per share has most of the same limitations as Diluted FFO (described above); management compensates for these limitations in essentially the same manner as described above for Diluted FFO.

Diluted FFO per share, as adjusted for comparability is (1) Diluted FFO, as adjusted for comparability divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  We believe that this measure is useful to investors because it provides investors with a further context for evaluating our FFO results.  We believe that diluted EPS is the most directly comparable GAAP measure to this per share measure.  This measure has most of the same limitations as Diluted FFO (described above) as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

The computations for all of the above measures on a diluted basis assume the conversion of common units in our Operating Partnership but do not assume the conversion of other securities that are convertible into common shares if the conversion of those securities would increase per share measures in a given period.

We use measures called payout ratios as supplemental measures of our ability to make distributions to investors based on each of the following: FFO; Diluted FFO; and Diluted FFO, adjusted for comparability. These measures are defined as (1) the sum of (a) dividends on common shares and (b) distributions to holders of interests in the Operating Partnership and dividends on convertible preferred shares when such distributions and dividends are included in Diluted FFO divided by either (2) FFO, Diluted FFO or Diluted FFO, adjusted for comparability.

The tables appearing below and on the following page sets forth the computation of the above stated measures for the three and six months ended June 30, 2013 and 2012 of COPT and subsidiaries, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars and shares in thousands, except per share data)
Net (loss) income	$(4,405)	$11,861	$10,872	$22,096
Add: Real estate-related depreciation and amortization	28,935	31,666	57,187	62,753
Add: Depreciation and amortization on unconsolidated real estate entities allocable to COPT	—	119	—	233
Add: Impairment losses on previously depreciated operating properties	7,195	2,354	9,052	14,187
Less: Gain on sales of previously depreciated operating properties	—	115	—	(4,023)
FFO	31,725	46,115	77,111	95,246
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Less: FFO allocable to other noncontrolling interests	(1,270)	(420)	(1,997)	(680)
Less: Preferred share dividends	(4,885)	(4,167)	(10,991)	(8,192)
Less: Issuance costs associated with redeemed preferred shares	(2,904)	—	(2,904)	—
Basic and Diluted FFO allocable to restricted shares	(89)	(220)	(272)	(514)
Basic and Diluted FFO	$22,412	$41,143	$60,617	$85,530
Operating property acquisition costs	—	7	—	7
Gain on sales of non-operating properties	(329)	(33)	(2,683)	(33)
Impairment recoveries on other properties	—	—	—	(5,246)
Income tax expense on impairment recoveries on other properties	—	—	—	673
Loss on early extinguishment of debt	21,470	171	26,654	171
Issuance costs associated with redeemed preferred shares	2,904	—	2,904	—
Diluted FFO, as adjusted for comparability	$46,457	$41,288	$87,492	$81,102

Weighted average common shares	85,425	71,624	83,422	71,541
Conversion of weighted average common units	3,801	4,255	3,847	4,267
Weighted average common shares/units - Basic FFO	89,226	75,879	87,269	75,808
Dilutive effect of share-based compensation awards	96	25	74	35
Weighted average common shares/units - Diluted FFO	89,322	75,904	87,343	75,843

Diluted FFO per share	$0.25	$0.54	$0.69	$1.13
Diluted FFO per share, as adjusted for comparability	$0.52	$0.54	$1.00	$1.07

Numerator for diluted EPS	$(13,927)	$7,033	$(4,702)	$13,162
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	—	422	—	795
Add: Real estate-related depreciation and amortization	28,935	31,666	57,187	62,753
Add: Depreciation and amortization of unconsolidated real estate entities	—	119	—	233
Add: Impairment losses on previously depreciated operating properties	7,195	2,354	9,052	14,187
Add: Numerator for diluted EPS allocable to restricted shares	102	105	220	246
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(235)	132	(509)	(152)
Less: Decrease in noncontrolling interests unrelated to earnings	431	(583)	(359)	(1,157)
Less: Basic and diluted FFO allocable to restricted shares	(89)	(220)	(272)	(514)
Less: Gain on sales of previously depreciated operating properties	—	115	—	(4,023)
Basic and Diluted FFO	$22,412	$41,143	$60,617	$85,530
Operating property acquisition costs	—	7	—	7
Gain on sales of non-operating properties	(329)	(33)	(2,683)	(33)
Impairment recoveries on other properties	—	—	—	(4,573)
Income tax expense on impairment recoveries on other properties	—	—	—	—
Loss on early extinguishment of debt	21,470	171	26,654	171
Issuance costs associated with redeemed preferred shares	2,904	—	2,904	—
Diluted FFO, as adjusted for comparability	$46,457	$41,288	$87,492	$81,102

Denominator for diluted EPS	89,226	71,649	87,269	71,576
Weighted average common units	—	4,255	—	4,267
Anti-dilutive EPS effect of share-based compensation awards	96	—	74	—
Denominator for diluted FFO per share measures	89,322	75,904	87,343	75,843

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2013(in thousands):

Construction, development and redevelopment	$98,181
Tenant improvements on operating properties	5,599	(1)
Capital improvements on operating properties	4,488
	$108,268
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities decreased $50.4 million when comparing the six months ended June 30, 2013 and 2012 due primarily to: $35.0 million in previously accreted interest and early extinguishment of debt costs paid mostly in connection with the repayment of our 4.25% Exchangeable Senior Notes in the current period; a $14.1 million decrease in cash flow from construction contract and other services attributable in large part to the timing of cash payments and collections on construction projects; and $19.0 million in proceeds in the prior period from the sale of our stock in The KEYW Holding Corporation, including $5.1 million received in 2012 from sales completed in 2011; offset in part by $29.7 million in cash paid to cash settle interest rate swaps in the prior period.

Net cash flow used in investing activities increased $139.9 million when comparing the six months ended June 30, 2013 and 2012 due mostly to a $118.5 million decrease in proceeds from sales of properties from the prior period.

Net cash flow provided by financing activities in the six months ended June 30, 2013 was $52.4 million and included the following:

•	net proceeds from the issuance of common shares (or units) of $118.8 million; and

•	net proceeds from debt borrowings of $83.5 million; offset in part by

•	redemption of preferred shares (or units) of $84.8 million; and

•	dividends and/or distributions to shareholders and/or unitholders of $60.7 million.

Net cash flow used in financing activities in the six months ended June 30, 2012 was $137.3 million and included the following:

•	net repayments of debt of $236.4 million; and

•	dividends and/or distributions to shareholders and/or unitholders of $60.8 million; offset in part by

•	net proceeds from the issuance of preferred shares (or units) of $165.9 million.

Liquidity and Capital Resources of COPT

COPLP is the entity through which COPT, the sole general partner in COPLP, conducts almost all of its operations and owns almost all of its assets. COPT issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by COPLP. COPT itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of COPLP. COPT’s principal funding requirement is the payment of dividends on its common and preferred shares. COPT’s principal source of funding for its dividend payments is distributions it receives from COPLP.

As of June 30, 2013, COPT owned 95.8% of the outstanding common units and 96.4% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties, which included certain members of COPT’s Board of Trustees. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

The liquidity of COPT is dependent on COPLP’s ability to make sufficient distributions to COPT. The primary cash requirement of COPT is its payment of dividends to its shareholders. COPT also guarantees some of the Operating Partnership’s debt, as discussed further in Note 7 of the notes to consolidated financial statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger COPT’s guarantee obligations, then

COPT will be required to fulfill its cash payment commitments under such guarantees. However, COPT’s only significant asset is its investment in COPLP.

As discussed further below, we believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to COPT and, in turn, for COPT to make its dividend payments to its shareholders. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to COPT. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to COPT, which would in turn, adversely affect COPT’s ability to pay cash dividends to its shareholders.

COPT’s short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to its shareholders. COPT periodically accesses the public equity markets to raise capital by issuing common and/or preferred shares.

For COPT to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its ordinary taxable income. As a result of this distribution requirement, it cannot rely on retained earnings to fund its ongoing operations to the same extent that some other companies can. COPT may need to continue to raise capital in the equity markets to fund COPLP’s working capital needs, acquisitions and developments.

Liquidity and Capital Resources for the Operating Partnership

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  However, we expect to generate cash by selling properties included in the Strategic Reallocation Plan through 2013 and beyond.

We have historically relied on fixed-rate, non-recourse mortgage loans from banks and institutional lenders for long-term financing and to restore availability on our Revolving Credit Facility.  In recent years, we have relied more on unsecured bank loans and publicly issued, convertible unsecured debt or senior unsecured notes for long-term financing.  We also periodically access the public equity markets to raise capital by issuing common and/or preferred shares. In addition, we expect to periodically access the unsecured debt market.

We often use our Revolving Credit Facility to initially finance much of our investing activities.  We then pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The Revolving Credit Facility matures in July 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility.  As of June 30, 2013, the maximum borrowing capacity under this facility totaled $800.0 million, of which $650.9 million was available.

 We also have construction loan facilities that provide for aggregate borrowings of up to $26.2 million, all of which was available at June 30, 2013 to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	For the Periods Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$5,679	$299,681	$439,751	$274,605	$550,610	$494,195	$2,064,521
Scheduled principal payments	4,588	7,304	6,218	4,734	1,505	7,228	31,577
Interest on debt (3)	41,320	75,136	65,744	46,285	20,546	75,180	324,211
New construction and redevelopment obligations (4)(5)	34,289	21,493	—	—	—	—	55,782
Third-party construction and development obligations (5)(6)	14,130	16,022	—	—	—	—	30,152
Capital expenditures for operating properties (5)(7)	15,531	13,656	—	—	—	—	29,187
Operating leases (8)	664	1,212	1,090	1,027	1,018	83,844	88,855
Other purchase obligations (9)	1,394	2,067	1,102	564	104	—	5,231
Total contractual cash obligations	$117,595	$436,571	$513,905	$327,215	$573,783	$660,447	$2,629,516

(1)
The contractual obligations set forth in this table generally exclude property operations contracts that had a value of less than $20,000.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $3.0 million. As of June 30, 2013, the balloon payment maturities include $148.0 million in 2014 and $300.0 million in 2015 that may each be extended for one year, subject to certain conditions; effective July 16, 2013, we amended the terms of certain of our debt agreements such that the $148.0 million maturity in 2014 was changed to 2017 (and may be extended for one-year), an additional one-year extension option was added to the $300.0 million maturing in 2015 and a one-year extension option was added to $250.0 million maturing in 2017. We expect to refinance the remainder of the balloon payments that are due in 2014 using primarily a combination of borrowings under our credit facilities and by accessing the unsecured debt market and/or secured debt market.

(3)
Represents interest costs for debt at June 30, 2013 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2013 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)
Represents contractual obligations pertaining to new construction and redevelopment activities.  Construction and redevelopment activities underway or contractually committed at June 30, 2013 included the following:

Activity	Number of Properties	Square Feet (in thousands)	Estimated Remaining Costs(in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	11	1,544	$126.4	2015
Redevelopment of existing office properties	1	183	6.7	2014

(5)
Due to the long-term nature of certain construction and development contracts and leases included in these lines, the amounts reported in the table represent our estimate of the timing for the related obligations being payable.

(6)
Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients.  We expect to be reimbursed in full for these costs by our clients.

(7)
Represents contractual obligations pertaining to recurring and nonrecurring capital expenditures for our operating properties.  We expect to finance these costs primarily using cash flow from operations.

(8)	We expect to pay these items using cash flow from operations.

(9)
Primarily represents contractual obligations pertaining to managed-energy service contracts in place for certain of our operating properties.  We expect to pay these items using cash flow from operations.

We expect to spend more than $100.0 million on construction and development costs and approximately $30.0 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2013.  We expect to fund the construction and development costs and our debt maturities during the remainder of 2013 using primarily a combination of borrowings under our Revolving Credit Facility and existing construction loan facilities.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2013, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013.

Inflation

Most of our tenants are obligated to pay their share of a building’s operating expenses to the extent such expenses exceed amounts established in their leases, based on historical expense levels.  Some of our tenants are obligated to pay their full share of a building’s operating expenses.  These arrangements somewhat reduce our exposure to increases in such costs resulting from inflation.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable rate debt.  Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.

The following table sets forth as of June 30, 2013 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Long term debt: (1)
Fixed rate debt (2)	$9,871	$158,170	$109,092	$279,339	$302,115	$381,423	$1,240,010
Weighted average interest rate	6.43%	6.40%	5.58%	6.56%	5.54%	3.63%	5.30%
Variable rate debt	$396	$148,815	$336,877	$—	$250,000	$120,000	$856,088

(1)
As of June 30, 2013, maturities include $148.0 million in 2014 and $300.0 million in 2015 that may each be extended for one year, subject to certain conditions; effective July 16, 2013, we amended the terms of certain of our debt agreements such that the $148.0 million maturity in 2014 was changed to 2017 (and may be extended for one-year), an additional one-year extension option was added to the $300.0 million maturing in 2015 and a one-year extension option was added to $250.0 million maturing in 2017.

(2)	Represents principal maturities only and therefore excludes net discounts of $3.0 million.

The fair market value of our debt was $2.1 billion at June 30, 2013.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $50.0 million at June 30, 2013.

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2013 and December 31, 2012 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2013	December 31, 2012
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(394)	$(594)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(391)	(591)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(904)	(1,313)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(904)	(1,313)
38,087	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(963)	(1,268)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	470	(263)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	458	(272)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	3,227	(154)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	2,808	(417)
						$3,407	$(6,185)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.0 million in the six months ended June 30, 2013 if short-term interest rates were 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of June 30, 2013 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in the Operating Partnership’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.           Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company or the Operating Partnership (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in COPT’s 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013 .

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended June 30, 2013, 30,375 of COPLP’s common units were exchanged for 30,375 common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Indenture, dated as of May 6, 2013, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee. (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

10.2
Registration Rights Agreement, dated May 6, 2013, among Corporate Office Properties, L.P., Corporate Office Properties Trust, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1
Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith).

32.2
Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended). (Furnished herewith).

32.3
Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith).

32.4
Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended). (Furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.LAB	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Roger A. Waesche, Jr.		/s/ Roger A. Waesche, Jr.
	Roger A. Waesche, Jr.		Roger A. Waesche, Jr.
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Stephen E. Riffee		/s/ Stephen E. Riffee
	Stephen E. Riffee		Stephen E. Riffee
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	August 1, 2013	Dated:	August 1, 2013